Form 10-Q
period 2021-09-30
CENTURY BANCORP INC
filed 2021-11-05
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.
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
12b-2
of the Exchange Act).    ☐  Yes    ☒  No
As of October 31, 2021, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,672,969 Shares
Class B Common Stock, $1.00 par value	1,894,940 Shares

Century Bancorp, Inc.

Forward Looking Statements
Except for the historical information contained herein, this quarterly report on Form
10-Q
may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company’s business, financial condition and results of operation have been or may be negatively impacted by the extent and duration of the
COVID-19
pandemic, (ii) the fact that consumer behavior may change due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives, (iii) the fact that the Company’s success is dependent to a significant extent upon general economic conditions in New England, (iv) the fact that the Company’s earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates, (v) the timing of the proposed merger with Eastern Bankshares, Inc. (“Eastern”), (vi) the risk that a condition to closing of the proposed merger may not be satisfied, (vii) the effect of the announcement of the proposed merger on our ability to maintain relationships with our key partners, customers and employees, and on our operating results and business generally, (viii) the fact that the Bank’s participation in the Paycheck Protection Program involves reputational risks, (ix) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank’s ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, (x) the fact that our operations are subject to risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics, (xi) the fact that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments, and (xii) the fact that a significant portion of the Company’s loan portfolio is comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, and by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions, these factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company’s common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control. The forward-looking statements contained herein represent the Company’s judgment as of the date of this quarterly report on from
10-Q,
and the Company cautions readers not to place undue reliance on such statements.

PART I – Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

Assets	September 30, 2021	December 31, 2020

Cash and due from banks	$97,743	$136,735
Federal funds sold and interest-bearing deposits in other banks	492,243	237,265

Total cash and cash equivalents	589,986	374,000
Securities available-for-sale, amortized cost $202,720 and $282,273, respectively	204,182	282,448
Securities held-to-maturity, fair value $3,207,259 and $2,579,103, respectively	3,211,977	2,509,088
Federal Home Loan Bank of Boston, stock at cost	11,594	13,361
Equity securities, amortized cost $1,635 and $1,635, respectively	1,680	1,668
Loans, net:
Construction and land development	6,358	10,909
Commercial and industrial	1,321,907	1,314,245
Municipal	138,945	137,607
Commercial real estate	729,384	789,836
Residential real estate	466,109	448,436
Consumer and overdrafts	19,549	20,439
Home equity	243,225	274,357

Total loans, net	2,925,477	2,995,829
Less: allowance for loan losses	34,764	35,486

Net loans	2,890,713	2,960,343
Bank premises and equipment	42,222	39,062
Accrued interest receivable	13,413	13,283
Goodwill	2,714	2,714
Other assets	161,081	162,867

Total assets	$7,129,562	$6,358,834

Liabilities
Deposits:
Demand deposits	$1,203,943	$1,103,878
Savings and NOW deposits	2,314,472	1,728,092
Money market accounts	2,337,665	2,074,108
Time deposits	348,296	546,143

Total deposits	6,204,376	5,452,221
Securities sold under agreements to repurchase	269,961	232,090
Other borrowed funds	118,786	177,009
Subordinated debentures	36,083	36,083
Due to broker	—	—
Other liabilities	97,405	91,022

Total liabilities	6,726,611	5,988,425
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,672,969 shares and 3,655,469 shares, respectively	3,673	3,656
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,894,940 shares and 1,912,440 shares respectively	1,895	1,912
Additional paid-in capital	12,292	12,292
Retained earnings	408,700	378,699

	426,560	396,559
Unrealized gains on securities available-for-sale, net of taxes	1,062	130
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(830)	(1,221)
Pension liability, net of taxes	(23,841)	(25,059)

Total accumulated other comprehensive loss, net of taxes	(23,609)	(26,150)

Total stockholders’ equity	402,951	370,409

Total liabilities and stockholders’ equity	$7,129,562	$6,358,834

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income
Loans	$20,926	$21,431	$63,419	$63,478
Securities held-to-maturity	13,678	14,186	40,908	44,701
Securities available-for-sale	475	818	1,662	3,493
Federal funds sold and interest-bearing deposits in other banks	186	69	477	747

Total interest income	35,265	36,504	106,466	112,419

Interest expense
Savings and NOW deposits	570	1,726	2,441	7,569
Money market accounts	2,368	3,056	7,743	12,090
Time deposits	791	2,858	3,487	9,141
Securities sold under agreements to repurchase	91	241	330	1,176
Other borrowed funds and subordinated debentures	1,065	1,292	3,527	4,093

Total interest expense	4,885	9,173	17,528	34,069

Net interest income	30,380	27,331	88,938	78,350
(Credit) provision for loan losses	(200)	900	(750)	3,675

Net interest income after (credit) provision for loan losses	30,580	26,431	89,688	74,675
Other operating income
Service charges on deposit accounts	2,243	2,239	6,632	6,558
Lockbox fees	914	996	2,876	2,850
Other income	1,015	934	2,973	3,112

Total other operating income	4,172	4,169	12,481	12,520

Operating expenses
Salaries and employee benefits	11,907	11,362	36,459	33,020
Occupancy	1,457	1,477	4,750	4,448
Equipment	956	809	2,836	2,608
FDIC Assessments	1,020	410	2,249	720
Other	5,399	4,109	16,328	12,586

Total operating expenses	20,739	18,167	62,622	53,382

Income before income taxes	14,013	12,433	39,547	33,813
Provision for income taxes	2,281	1,546	6,222	3,204

Net income	$11,732	$10,887	$33,325	$30,609

Share data:
Weighted average number of shares outstanding, basic
Class A	3,672,969	3,655,469	3,663,669	3,653,429
Class B	1,894,940	1,912,440	1,904,240	1,914,480
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,894,940	1,912,440	1,904,240	1,914,480
Basic earnings per share:
Class A	$2.54	$2.36	$7.22	$6.64
Class B	$1.27	$1.18	$3.61	$3.32
Diluted earnings per share
Class A	$2.11	$1.96	$5.99	$5.50
Class B	$1.27	$1.18	$3.61	$3.32
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three months ended September 30,
	2021	2020

Net income	$11,732	$10,887
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	(208)	486
Less: reclassification adjustment for gains included in net income	—	—

Total unrealized gains (losses) on securities	(208)	486
Accretion of net unrealized losses transferred	128	145
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	406	360

Other comprehensive income (loss)	326	991

Comprehensive income	$12,058	$11,878

	Nine months ended September 30,
	2021	2020

Net income	$33,325	$30,609
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	932	445
Less: reclassification adjustment for gains included in net income	—	—

Total unrealized gains (losses) on securities	932	445
Accretion of net unrealized losses transferred	391	471
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	1,218	1,081

Other comprehensive income (loss)	2,541	1,997

Comprehensive income	$35,866	$32,606

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended September 30, 2021 and 2020

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	(In thousands)
Balance at June 30, 2020	$3,653	$1,915	$12,292	$357,595	$(23,253)	$352,202
Net income	—	—	—	10,887	—	10,887
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $181 in taxes	—	—	—	—	486	486
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $51 in taxes	—	—	—	—	145	145
Pension liability adjustment, net of $142 in taxes	—	—	—	—	360	360
Conversion of Class B Common Stock to Class A Common Stock, 3,000 shares	3	(3)	—	—	—	—
Cash dividends declared, Class A common stock, $.14 per share	—	—	—	(512)	—	(512)
Cash dividends declared, Class B common stock, $.07 per share	—	—	—	(134)	—	(134)

Balance at September 30, 2020	$3,656	$1,912	$12,292	$367,836	$(22,262)	$363,434

Balance at June 30, 2021	$3,662	$1,906	$12,292	$398,630	$(23,935)	$392,555
Net income	—	—	—	11,732	—	11,732
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net of $78 in taxes	—	—	—	—	(208)	(208)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $35 in taxes	—	—	—	—	128	128
Pension liability adjustment, net of $159 in taxes	—	—	—	—	406	406
Conversion of Class B Common Stock to Class A Common Stock, 11,400 shares	11	(11)	—	—	—	—
Cash dividends declared, Class A common stock, $0.36 per share	—	—	—	(1,320)	—	(1,320)
Cash dividends declared, Class B common stock, $0.18 per share	—	—	—	(342)	—	(342)

Balance at September 30, 2021	$3,673	$1,895	$12,292	$408,700	$(23,609)	$402,951

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2021 and 2020

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	(In thousands)
Balance at December 31, 2019	$3,651	$1,917	$12,292	$338,980	$(24,259)	$332,581
Net income	—	—	—	30,609	—	30,609
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $169 in taxes	—	—	—	—	445	445
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $166 in taxes	—	—	—	—	471	471
Pension liability adjustment, net of $422 in taxes	—	—	—	—	1,081	1,081
Conversion of Class B Common Stock to Class A Common Stock, 4,520 shares	5	(5)	—	—	—	—
Cash dividends paid, Class A common stock, $.38 per share	—	—	—	(1,389)	—	(1,389)
Cash dividends paid, Class B common stock, $.19 per share	—	—	—	(364)	—	(364)

Balance at September 30, 2020	$3,656	$1,912	$12,292	$367,836	$(22,262)	$363,434

Balance at December 31, 2020	$3,656	$1,912	$12,292	$378,699	$(26,150)	$370,409
Net income	—	—	—	33,325	—	33,325
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net of $355 in taxes	—	—	—	—	932	932
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $141 in taxes	—	—	—	—	391	391
Pension liability adjustment, net of $476 in taxes	—	—	—	—	1,218	1,218
Conversion of Class B Common Stock to Class A Common Stock, 17,500 shares	17	(17)	—	—	—	—
Cash dividends declared, Class A common stock, $0.72 per share	—	—	—	(2,640)	—	(2,640)
Cash dividends declared, Class B common stock, $0.36 per share	—	—	—	(684)	—	(684)

Balance at September 30, 2021	$3,673	$1,895	$12,292	$408,700	$(23,609)	$402,951

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2021 and 2020

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,325	$30,609
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on equity securities	(12)	43
(Credit) provision for loan losses	(750)	3,675
Deferred income taxes	(1,129)	(1,487)
Net depreciation and amortization (accretion)	1,872	(1,167)
Increase in accrued interest receivable	(130)	(113)
Decrease in other assets	928	3,897
Increase in other liabilities	8,187	3,396

Net cash provided by operating activities	42,291	38,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	1,767	10,836
Purchase of Federal Home Loan Bank of Boston stock	—	(4,726)
Proceeds from calls/maturities of securities available-for-sale	95,808	57,493
Purchase of securities available-for-sale	(16,155)	(87,751)
Proceeds from calls/maturities of securities held-to-maturity	717,320	596,043
Purchase of securities held-to-maturity	(1,418,979)	(638,023)
Net decrease ( increase ) in loans	70,407	(563,850)
Bank owned life insurance purchases	—	(6,000)
Capital expenditures	(5,783)	(5,873)

Net cash used in investing activities	(555,615)	(641,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(197,847)	26,419
Net increase in demand, savings, money market and NOW deposits	950,002	985,941
Cash dividends	(2,493)	(1,753)
Net increase (decrease) in securities sold under agreements to repurchase	37,871	(35,015)
Net decrease in other borrowed funds	(58,223)	(218,707)

Net cash provided by financing activities	729,310	756,885

Net increase in cash and cash equivalents	215,986	153,887
Cash and cash equivalents at beginning of period	374,000	258,693

Cash and cash equivalents at end of period	$589,986	$412,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,891	$34,384
Income taxes	4,980	1,750
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	932	445
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	391	471
Pension liability adjustment, net of taxes	1,218	1,081
Change in due to broker	—	9,977
Dividends declared and not paid	831	—
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Nine Months Ended September 30, 2021 and 2020
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
The entity is an unconsolidated subsidiary of the Company. On November 1, 2021, the Company created a plan to dissolve CSII, and CSII II. The dissolution is expected to occur during the fourth quarter of 2021.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company provides a full range of banking services to individual, business, and municipal customers in Massachusetts, New Hampshire, Rhode Island, Connecticut, New York, Virginia, Washington D.C., and Pennsylvania. As a bank holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company’s business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment.
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
Material estimates that are susceptible to change in the near term relate to the allowance for loan losses. Management believes that the allowance for loan losses is adequate based on a review of factors, including historical charge-off
rates with additional allocations based on qualitative risk factors for each category and general economic factors. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. Certain risks and uncertainties remain in the allowance for loan losses as a result of the
COVID-19
pandemic. Future provision levels will be dependent upon the length of the economic disruption and the effectiveness of government programs to mitigate the economic impact. In addition, regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Note 2. Securities
Available-for-Sale

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
SBA Backed Securities	$38,663	$623	$1	$39,285	$44,328	$—	$289	$44,039
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	143,949	807	148	144,608	177,239	819	317	177,741
Privately Issued Residential Mortgage-Backed Securities	239	5	—	244	330	2	4	328
Obligations Issued by States and Political Subdivisions	11,769	—	—	11,769	52,276	—	—	52,276
Other Debt Securities	8,100	191	15	8,276	8,100	24	60	8,064

Total	$202,720	$1,626	$164	$204,182	$282,273	$845	$670	$282,448

Included in SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $150,214,000 and $183,269,000 at September 30, 2021 and December 31, 2020, respectively. Also included in securities available-for-sale
are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston (“FHLBB”) amounting to $26,059,000 and $29,885,000 at September 30, 2021 and December 31, 2020, respectively. There were no sales of available-for-sale
securities for the nine months ended September 30, 2021 and September 30, 2020, respectively.
Debt securities of U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities available-for-sale
at September 30, 2021.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$13,046	$13,068
After one but within five years	89,147	89,838
After five but within ten years	91,211	91,849
More than 10 years	9,316	9,427

Total	$202,720	$204,182

The weighted average remaining life of investment securities available-for-sale
at September 30, 2021 was 5.4 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $182,362,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.
As of September 30, 2021 and December 31, 2020, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than- temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.
The unrealized loss on SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2021 or December 31, 2020.

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
The following table shows the temporarily impaired securities of the Company’s available-for-sale
portfolio at September 30, 2021. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 3 and 8 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 118 holdings at September 30, 2021.

	September 30, 2021
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
SBA Backed Securities	$—	$—	$95	$1	$95	$1
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	9,228	14	14,285	134	23,513	148
Privately Issued Residential Mortgage-Backed Securities	—	—	—	—	—	—
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	1,585	15	—	—	1,585	15

Total temporarily impaired securities	$10,813	$29	$14,380	$135	$25,193	$164

The following table shows the temporarily impaired securities of the Company’s available-for-sale
portfolio at December 31, 2020. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 13 and 21 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 153 holdings at December 31, 2020
.

	December 31, 2020
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
SBA Backed Securities	$13,839	$42	$30,200	$247	$44,039	$289
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	18,188	50	33,617	267	51,805	317
Privately Issued Residential Mortgage-Backed Securities	—	—	210	4	210	4
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	3,942	58	1,298	2	5,240	60

Total temporarily impaired securities	$35,969	$150	$65,325	$520	$101,294	$670

Note 3. Investment Securities
Held-to-Maturity

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. Government Sponsored Enterprises	$350,583	$18	$5,023	$345,578	$244,220	$389	$866	$243,743
SBA Backed Securities	38,594	1,295	—	39,889	37,783	2,002	—	39,785
U.S. Government Sponsored Enterprises Mortgage- Backed Securities	2,822,800	31,114	32,122	2,821,792	2,227,085	69,522	1,032	2,295,575

Total	$3,211,977	$32,427	$37,145	$3,207,259	$2,509,088	$71,913	$1,898	$2,579,103

Included in total investment securities
held-to-maturity
are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $2,298,053,000
 a
nd $1,866,989,000 at September 30, 2021 and December 31, 2020, respectively. Also included are securities pledged for borrowing at the FHLBB at fair value amounting to $691,058,000 and $537,367,000 at September 30, 2021 and December 31, 2020, respectively. There were no sales of held-to-maturity
securities for the nine months ended September 30, 2021 or September 30, 2020, respectively.
At September 30, 2021 and December 31, 2020, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of
the
Company’s securities
held-to-maturity
at September 30, 2021.

	Amortized Cost	Fair Value

	(in thousands)
Within one year	$38,603	$38,877
After one but within five years	1,790,437	1,804,982
After five but within ten years	1,382,937	1,363,400
More than ten years	—	—

Total	$3,211,977	$3,207,259

The weighted average remaining life of investment securities held-to-maturity
at September 30, 2021 was 4.8 years. Included in the weighted average remaining life calculation at September 30, 2021 were $208,740,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $67,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.
As of September 30, 2021 and December 31, 2020, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than- temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprises Mortgage- Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2021 or December 31, 2020. In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity
portfolio September 30, 2021. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 149 and 31 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 651 holdings at September 30, 2021.

	September 30, 2021
	Less Than 12 Months		12 Months or Longer		Total

Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
US Government Sponsored Enterprises	$194,263	$2,579	$146,298	$2,444	$340,561	$5,023
SBA Backed Securities	—	—	—	—	—	—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	1,585,765	28,423	107,977	3,699	1,693,742	32,122

Total temporarily impaired securities	$1,780,028	$31,002	$254,275	$6,143	$2,034,303	$37,145

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
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Allowance for loan losses, beginning of period	$34,949	$32,516	$35,486	$29,585
Loans charged off	(38)	(41)	(134)	(120)
Recoveries on loans previously charged-off	53	19	162	254

Net recoveries (charge-offs)	15	(22)	28	134
(Credit) provision charged to expense	(200)	900	(750)	3,675

Allowance for loan losses, end of period	$34,764	$33,394	$34,764	$33,394

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2021 is as follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total

	(in thousands)
Allowance for loan losses:
Balance at June 30, 2021	$220	$16,502	$2,817	$11,708	$2,029	$204	$957	$512	$34,949
Charge-offs	—	—	—	—	—	(38)	—	—	(38)
Recoveries	—	30	—	—	—	23	—	—	53
Provision	(3)	1,134	(11)	(1,137)	(67)	10	(58)	(68)	(200)

Ending balance at September 30, 2021	$217	$17,666	$2,806	$10,571	$1,962	$199	$899	$444	$34,764

Amount of allowance for loan losses for loans deemed to be impaired	$—	$10	$—	$71	$—	$—	$—	$—	$81

Amount of allowance for loan losses for loans not deemed to be impaired	$217	$17,656	$2,806	$10,500	$1,962	$199	$899	$444	$34,683

Loans:
Ending balance	$6,358	$1,321,907	$138,945	$729,384	$466,109	$19,549	$243,225	$—	$2,925,477

Loans deemed to be impaired	$—	$77	$—	$2,239	$—	$—	$—	$—	$2,316

Loans not deemed to be impaired	$6,358	$1,321,830	$138,945	$727,145	$466,109	$19,549	$243,225	$—	$2,923,161

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2021 is as follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total

	(in thousands)
Allowance for loan losses:
Balance at December 31, 2020	$429	$16,713	$2,804	$11,751	$2,111	$241	$1,208	$229	$35,486
Charge-offs	—	—	—	—	—	(134)	—	—	(134)
Recoveries	—	35	—	—	—	127	—	—	162
Provision	(212)	918	2	(1,180)	(149)	(35)	(309)	215	(750)

Ending balance at September 30, 2021	$217	$17,666	$2,806	$10,571	$1,962	$199	$899	$444	$34,764

Amount of allowance for loan losses for loans deemed to be impaired	$—	$10	$—	$71	$—	$—	$—	$—	$81

Amount of allowance for loan losses for loans not deemed to be impaired	$217	$17,656	$2,806	$10,500	$1,962	$199	$899	$444	$34,683

Loans:
Ending balance	$6,358	$1,321,907	$138,945	$729,384	$466,109	$19,549	$243,225	$—	$2,925,477

Loans deemed to be impaired	$—	$77	$—	$2,239	$—	$—	$—	$—	$2,316

Loans not deemed to be impaired	$6,358	$1,321,830	$138,945	$727,145	$466,109	$19,549	$243,225	$—	$2,923,161

There was a credit to the provision for losses of $750,000 for the nine months ended September 30, 2021. The credit provision for the first nine months of 2021 was primarily attributable to a reduction in specific allocations to the allowance for loan losses and a reduction in the historical experience reserve allocation. This was offset, somewhat, by provisions associated with originations of commercial and industrial loans.

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

There was a provision for loan losses of $3,675,000 for the nine months ended September 30, 2020.
The
provision for the first nine months of 2020 was primarily a result of provisions related to the onset of the
COVID-19
pandemic.
The Company utilizes a
six-grade
internal loan rating system for commercial real estate, construction, commercial, and municipal loans as follows:
Loans rated
1-3
(Pass):
Loans in this category are considered “pass” rated loans with low to average risk.
Loans rated 4 (Monitor):
These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2021 and December 31, 2020.
Loans rated 5 (Substandard):
Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2021 and December 31, 2020.

Loans rated 6 (Doubtful):
Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2021 and December 31, 2020 and full collectability is doubtful.
Impaired:
Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.
The following table presents the Company’s loans by risk rating at September 30, 2021.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate

	(in thousands)
Grade:
1-3 (Pass)	$6,358	$1,317,908	$138,945	$704,205
4 (Monitor)	—	3,922	—	22,940
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	77	—	2,239

Total	$6,358	$1,321,907	$138,945	$729,384

The following table presents the Company’s loans by risk rating at December 31, 2020.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate

	(in thousands)
Grade:
1-3 (Pass)	$10,909	$1,309,861	$137,607	$761,101
4 (Monitor)	—	3,945	—	23,795
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	439	—	4,940

Total	$10,909	$1,314,245	$137,607	$789,836

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2021 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total

	(in thousands)
Credit Rating:
Aaa – Aa3	$755,120	$76,412	$35,915	$867,447
A1 – A3	259,913	6,980	70,359	337,252
Baa1 – Baa3	50,000	51,133	144,023	245,156
Ba2	—	4,420	—	4,420

Total	$1,065,033	$138,945	$250,297	$1,454,275

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2020.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total

	(in thousands)
Credit Rating:
Aaa – Aa3	$710,955	$74,291	$38,035	$823,281
A1 – A3	183,123	7,103	145,583	335,809
Baa1 – Baa3	50,000	51,133	140,905	242,038
Ba2	—	5,080	—	5,080

Total	$944,078	$137,607	$324,523	$1,406,208

The Company utilized payment performance as credit quality indicators for the loan types listed below.
Further information pertaining to the allowance for loan losses at September 30, 2021 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total

	(in thousands)
Construction and land development	$—	$—	$—	$—	$6,358	$6,358
Commercial and industrial	—	19	—	19	1,321,888	1,321,907
Municipal	—	—	—	—	138,945	138,945
Commercial real estate	1,798	240	—	2,038	727,346	729,384
Residential real estate	773	743	—	1,516	464,593	466,109
Consumer and overdrafts	1	1	—	2	19,547	19,549
Home equity	1,257	315	—	1,572	241,653	243,225

Total	$3,829	$1,318	$—	$5,147	$2,920,330	$2,925,477

Further information pertaining to the allowance for loan losses at December 31, 2020 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total

	(in thousands)
Construction and land development	$—	$—	$—	$—	$10,909	$10,909
Commercial and industrial	56	297	90	443	1,313,802	1,314,245
Municipal	—	—	—	—	137,607	137,607
Commercial real estate	—	2,881	—	2,881	786,955	789,836
Residential real estate	390	527	—	917	447,519	448,436
Consumer and overdrafts	21	1	—	22	20,417	20,439
Home equity	1,001	290	—	1,291	273,066	274,357

Total	$1,468	$3,996	$90	$5,554	$2,990,275	$2,995,829

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

The following is information pertaining to impaired loans for September 30, 2021:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/2021	Interest Income Recognized for 3 Months Ending 9/30/2021	Average Carrying Value for 9 Months Ending 9/30/2021	Interest Income Recognized for 9 Months Ending 9/30/2021
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	41	—	19	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	239	276	—	245	—	256	—
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$239	$276	$—	$286	$—	$275	$—

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	77	97	10	105	1	262	3
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,000	2,132	71	2,009	21	2,551	62
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,077	$2,229	$81	$2,114	$22	$2,813	$65

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	77	97	10	146	1	281	3
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,239	2,408	71	2,254	21	2,807	62
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,316	$2,505	$81	$2,400	$22	$3,088	$65

The following is information pertaining to impaired loans for September 30, 2020:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/2020	Interest Income Recognized for 3 Months Ending 9/30/2020	Average Carrying Value for 9 Months Ending 9/30/2020	Interest Income Recognized for 9 Months Ending 9/30/2020
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	67	88	—	73	—	288	2
Municipal	—	—	—	—	—	—	—
Commercial real estate	592	624	—	601	—	365	—
Residential real estate	236	236	—	236	—	118	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$895	$948	$—	$910	$—	$771	$2

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	93	93	12	100	1	95	3
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,083	2,209	75	2,094	21	2,140	65
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,176	$2,302	$87	$2,194	$22	$2,235	$68

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	160	181	12	173	1	383	5
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,675	2,833	75	2,695	21	2,505	65
Residential real estate	236	236	—	236	—	118	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$3,071	$3,250	$87	$3,104	$22	$3,006	$70

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
There were no TDRs made during the nine-month period ended September 30, 2021. Also, there were no commitments to lend additional funds to TDR borrowers. There were no TDRs that subsequently defaulted during the first nine months of 2021.
Under Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), loans less than 30 days past due as of December 31, 2019 will be considered current for
COVID-19
modifications. The Company can then suspend the requirements under GAAP for loan modifications related to
COVID-19
that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of
COVID-19
as being a TDR, including the requirement to determine impairment for accounting purposes.

As of September 30, 2021, and as a result of
COVID-19
loan modifications, the Company had modifications of 2 loans aggregating $16,329,000, primarily consisting of short-term payment deferrals. Both loans were performing in accordance with their modified terms.
There were no TDRs made during the nine-month period ended September 30, 2020. Also, there were no commitments to lend additional funds to TDR borrowers. There were no TDRs that subsequently defaulted during the first nine months of 2020.
As of September 30, 2020, and as a result of
COVID-19
loan modifications, the Company has modifications of 33 loans aggregating $37,987,000, primarily consisting of short-term payment deferrals. Of these modifications, $37,987,000, or 100%, were performing in accordance with their modified terms.
Note 5. Reclassifications Out of Accumulated Other Comprehensive Income
(a)
Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$—		$—		Net gains on sales of investments
	—		—		Provision for income taxes

	$—		$—		Net income

Accretion of unrealized losses transferred	$(163)		$(196)		Interest on securities held-to-maturity
	35		51		Provision for income taxes

	$(128)		$(145)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(54)	(b)	$(29)	(b)	Salaries and employee benefits
Actuarial gains (losses)	(511)	(b)	(472)	(b)	Salaries and employee benefits

Total before tax	(565)		(501)		Income before taxes

Tax (expense) or benefit	159		141		Provision for income taxes

Net of tax	$(406)		$(360)		Net income

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$—		$—		Net gains on sales of investments
	—		—		Provision for income taxes

	$—		$—		Net income

Accretion of unrealized losses transferred	$(532)		$(637)		Interest on securities held-to-maturity
	141		166		Provision for income taxes

	$(391)		$(471)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(162)	(b)	$(86)	(b)	Salaries and employee benefits
Actuarial gains (losses)	(1,532)	(b)	(1,417)	(b)	Salaries and employee benefits

Total before tax	(1,694)		(1,503)		Income before taxes

Tax (expense) or benefit	476		422		Provision for income taxes

Net of tax	$(1,218)		$(1,081)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)
Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.
Diluted EPS includes the dilutive effect of common stock equivalents and assumes the conversion of all Class B common stock; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended September 30, 2021 and 2020.
The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2021	2020	2021	2020
Basic EPS Computation:
Numerator:
Net income, Class A	$9,326	$8,630	$26,452	$24,254
Net income, Class B	2,406	2,257	6,873	6,355
Denominator:
Weighted average shares outstanding, Class A	3,672,969	3,655,469	3,663,669	3,653,429
Weighted average shares outstanding, Class B	1,894,940	1,912,440	1,904,240	1,914,480
Basic EPS, Class A	$2.54	$2.36	$7.22	$6.64
Basic EPS, Class B	1.27	1.18	3.61	3.32

Diluted EPS Computation:
Numerator:
Net income, Class A	$9,326	$8,630	$26,452	$24,254
Net income, Class B	2,406	2,257	6,873	6,355

Total net income, for diluted EPS, Class A computation	11,732	10,887	33,325	30,609
Denominator:
Weighted average shares outstanding, basic, Class A	3,672,969	3,655,469	3,663,669	3,653,429
Weighted average shares outstanding, Class B	1,894,940	1,912,440	1,904,240	1,914,480

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,894,940	1,912,440	1,904,240	1,914,480
Diluted EPS, Class A	$2.11	$1.96	$5.99	$5.50
Diluted EPS, Class B	1.27	1.18	3.61	3.32

Note 7. Employee Benefits
The Company provides pension benefits to its employees under a noncontributory defined benefit pension plan, the “Defined Benefit Pension Plan”, which is funded on a current basis in compliance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and recognizes costs over the estimated employee service period.
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
Components of Net Periodic Benefit Cost for the Three Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2021	2020	2021	2020

	(in thousands)
Service cost	$ 379	$344	$ 363	$ 353
Interest	434	450	434	466
Expected return on plan assets	(1,062)	(952)	—	—
Recognized prior service cost (benefit)		—	54	29
Recognized net actuarial losses	241	261	269	211

Net periodic benefit (credit) cost	$ (8)	$103	$1,120	$1,059

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2021	2020	2021	2020

	(in thousands)
Service cost	$1,137	$1,032	$1,089	$1,059
Interest	1,302	1,350	1,302	1,398
Expected return on plan assets	(3,186)	(2,856)	—	—
Recognized prior service cost (benefit)	—	—	162	87
Recognized net actuarial losses	723	783	807	633

Net periodic benefit (credit) cost	$ (24)	$ 309	$3,360	$3,177

Components of Net Periodic Benefit Cost for the Nine Months Ended September 30,
Approximately $1,110,000 and $1,395,000 of costs other than service costs, from the table above, are included in other expenses with the remaining cost included in salaries and employee benefits, for the nine months ended September 30, 2021 and 2020, respectively.
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
The results of the fair value hierarchy as of September 30, 2021, are as follows:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

	(in thousands)
SBA Backed Securities	$39,285	$—	$39,285	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	144,608	—	144,608	—
Privately Issued Residential Mortgage- Backed Securities	244	—	244	—
Obligations Issued by States and Political Subdivisions	11,769	—	—	11,769
Other Debt Securities	8,276	—	8,276	—

Total	$204,182	$—	$192,413	$11,769

Equity Securities	$1,680	$342	$1,338	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$258	$—	$—	$258

The results of the fair value hierarchy as of December 31, 2020, are as follows:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

	(in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis

SBA Backed Securities	$44,039	$—	$44,039	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	177,741	—	177,741	—
Privately Issued Residential Mortgage- Backed Securities	328	—	328	—
Obligations Issued by States and Political Subdivisions	52,276	—	—	52,276
Other Debt Securities	8,064	—	8,064	—

Total	$282,448	$—	$230,172	$52,276

Equity Securities	$1,668	$303	$1,365	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis Impaired Loans	$3,178	$—	$—	$3,178
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
Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. All impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) related to impaired loans recognized for the three and nine-month period ended September 30, 2021 amounted to $9,000 and ($491,000). The types of adjustments that are made to specific provisions related to impaired loans recognized for the year ended December 31, 2020 amounted to $501,000.
There were no transfers between level 1, 2 and 3 for the nine months ended September 30, 2021 and the year ended December 31, 2020. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine months ended September 30, 2021 and the year ended December 31, 2020.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at September 30, 2021. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (1)	$ 11,769	Discounted cash flow	Discount rate	0% - 1.0% (2)
Impaired Loans	$ 1,680	Appraisal of collateral (3)	Appraisal adjustments (4)	0% - 17% discount
The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2020. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (1)	$ 52,276	Discounted cash flow	Discount rate	0% - 1.0% (2)
Impaired Loans	$ 3,178	Appraisal of collateral (3)	Appraisal adjustments (4)	0% - 17% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value. (2) Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not observable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
The changes in Level 3 securities for the nine-month period ended September 30, 2021 are shown in the table below:

Obligations Issued by States & Political Subdivisions
Balance at December 31, 2020	$52,276
Purchases	14,855
Maturities and calls	(55,325)
Amortization	(37)

Balance at September 30, 2021	$11,769

The amortized cost of Level 3 securities was $11,769,000 at September 30, 2021 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the nine-month period ended September 30, 2020 are shown in the table below:

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
The fair value of impaired loans decreased by $2,920,000, for the first nine months of 2021, mainly attributable to one loan relationship that was paid down. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine-month period ended September 30, 2020.
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
The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2021 and December 31, 2020. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity
deposits, short-term borrowings and accrued interest payable.

September 30, 2021	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

	(in thousands)
Financial assets:
Securities held-to-maturity	$3,211,977	$3,207,259	$—	$3,207,259	$—
Loans (1)	2,890,713	2,796,258	—	—	2,796,258
Financial liabilities:
Time deposits	348,296	345,677	—	345,677	—
Other borrowed funds	118,786	122,013	—	122,013	—
Subordinated debentures	36,083	36,083	—	36,083	—
December 31, 2020
Financial assets:
Securities held-to-maturity	$2,509,088	$2,579,103	$—	$2,579,103	$—
Loans (1)	2,960,343	2,902,390	—	—	2,902,390
Financial liabilities:
Time deposits	546,143	556,470	—	556,470	—
Other borrowed funds	177,009	183,000	—	183,000	—
Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.
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

	Nine Months Ended 9/30/2021	Revenue from Contracts in Scope of Topic 606	Nine Months Ended 9/30/2020	Revenue from Contracts in Scope of Topic 606

	(dollars in thousands)
Net interest income	$88,938	$—	$78,350	$—

Noninterest income:
Service charges on deposit accounts	6,632	6,632	6,558	6,558
Lockbox fees	2,876	2,876	2,850	2,850
Net gains on sales of securities	—	—	—	—
Gains on sales of mortgage loans	—	—	—	—
Other income	2,973	2,050	3,112	1,738

Total noninterest income	12,481	11,558	12,520	11,146

Total revenues	$101,419	$11,558	$90,870	$11,146

	Three Months Ended 9/30/2021	Revenue from Contracts in Scope of Topic 606	Three Months Ended 9/30/2020	Revenue from Contracts in Scope of Topic 606

	(dollars in thousands)
Net interest income	$30,380	$—	$27,331	$—

Noninterest income:
Service charges on deposit accounts	2,243	2,243	2,239	2,239
Lockbox fees	914	914	996	996
Net gains on sales of securities	—	—	—	—
Gains on sales of mortgage loans	—	—	—	—
Other income	1,015	684	934	580

Total noninterest income	4,172	3,841	4,169	3,815

Total revenues	$34,552	$3,841	$31,500	$3,815

The following table provides information about receivables with customers.

	September 30, 2021	December 31, 2020
(dollars in thousands)
Receivables, which are included in “Other assets”	$1,348	$1,397
Note 11. Leases
The Company has operating leases primarily for branch locations as well as data processing centers. The Company’s operating leases have remaining lease terms of 1 year to 31 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. The Company also has one sublease for part of a data processing center that the Company currently leases from a lessor. The sublease which expires in 2024, can be terminated early after each sublease year. Lease income, for the sublease, totaled approximately $31,000 for the nine months ended September 30, 2021. Variable lease costs include costs that are not included in the lease liability.

The components of lease expense were as follows:

	Three Months Ended 9/30/2021	Nine Months Ended 9/30/2021	Three Months Ended 9/30/2020	Nine Months Ended 9/30/2020
(in thousands)
Operating lease cost	$543	$1,663	$546	$1,638
Variable lease cost	192	546	135	441

Total lease cost	$735	$2,209	$681	$2,079

Supplemental cash flow information related to leases was as follows:

	Three Months Ended 9/30/2021	Nine Months Ended 9/30/2021	Three Months Ended 9/30/2020	Nine Months Ended 9/30/2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$541	$1,624	$529	$1,586

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$376	$376	$431	$1,306

Supplemental balance sheet information related to leases was as follows:

	9/30/2021	12/31/2020
(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$12,734	$13,713
Operating lease liabilities	$12,994	$13,935
Weighted Average Remaining Lease Term:
Operating Leases	10 Years	10 Years
Weighted Average Discount Rate:
Operating Leases	3.1%	3.1%
The Company has payment obligations under several
non-cancelable
operating leases for premises and equipment expiring in various years through 2030. Total lease expense approximated $2,209,000 and $2,079,000 for the nine months ended September 30, 2021, and 2020, respectively. Included in lease expense are amounts paid to a company affiliated with Barry R. Sloane, Chairman, President and CEO, and Linda Sloane Kay, Vice Chair, amounting to $395,000 and $329,000, for the nine months ended September 30, 2021, and 2020, respectively. Rental income approximated $621,000 and $498,000, for the nine months ended September 30, 2021, and 2020, respectively.

A summary of future minimum rental payments under such leases as the dates indicated follows:

	Minimum Rental Payments
	September 30, 2021	December 31, 2020

	(in thousands)
Year Ending December 31, 2020 2021	$544	$2,156
2022	2,072	1,995
2023	2,039	1,962
2024	1,769	1,692
2025	1,548	1,471
Thereafter	7,453	7,394

Total lease payments	$15,425	$16,670

Less imputed interest	(2,431)	(2,735)

Present value of lease liability	$12,994	$13,935

September 30, 2021 minimum rental payments represent three months of rental payments remaining in calendar year 2021.
Note 12. Transaction with Eastern Bankshares, Inc.
On April 7, 2021, the Company and Eastern Bankshares, Inc. (“Eastern”) (NASDAQ: EBC) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, through a series of transactions, Eastern will acquire the Company in a cash transaction for total consideration valued at approximately $642 million. Under the terms of the Merger Agreement, (i) each holder of Class A common stock will receive a cash payment of $115.28 per share of Class A common stock and (ii) each holder of Class B common stock will receive a cash payment of $115.28 per share of Class B common stock. The transaction is expected to close in the fourth quarter of 2021 and is subject to customary closing conditions. The Company’s shareholders approved the Merger Agreement at the Special Meeting of the Shareholders held on July 7, 2021. The Company received the required regulatory approvals during the third quarter of 2021.
The Company has recognized approximately $2.0 million in merger related costs, mainly consisting of legal and consulting expenses. The expenses have been recorded in other expenses on the income statement. The Company also has contingent merger related fees of approximately $7.4 million mainly consisting of advisory and legal fees that have not been recognized. The contingent merger related fees will be recognized upon closing of the proposed transaction.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company, a Massachusetts state-chartered trust company formed in 1969 and headquartered in Medford, Massachusetts. At September 30, 2021, the Company had total assets of $7.1 billion. Currently, the Company operates 28 banking offices in 21 cities and towns in Massachusetts and Southern New Hampshire, ranging from Braintree in the south to Salem, New Hampshire in the north. The Bank’s customers consist primarily of small and medium-sized
businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions primarily throughout Massachusetts, New Hampshire, Rhode Island, Connecticut, New York, Virginia, Washington D.C., and Pennsylvania.
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
Net income for the nine months ended September 30, 2021, was $33,325,000 or $5.99 per Class A share diluted, an increase of 8.9% compared to net income of $30,609,000, or $5.50 per Class A share diluted, for the same period a year ago.
Earnings per share “EPS” for each class of stock and time period is as follows:

	Three Months Ended September 30,
	2021	2020
Basic EPS – Class A common	$2.54	$2.36
Basic EPS – Class B common	$1.27	$1.18
Diluted EPS – Class A common	$2.11	$1.96
Diluted EPS – Class B common	$1.27	$1.18

	Nine Months Ended
	September 30,
	2021	2020
Basic EPS – Class A common	$7.22	$6.64
Basic EPS – Class B common	$3.61	$3.32
Diluted EPS – Class A common	$5.99	$5.50
Diluted EPS – Class B common	$3.61	$3.32
Net interest income totaled $88.9 million for the nine months ended September 30, 2021, compared to $78.4 million for the same period in 2020. The 13.5% increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. The net interest margin decreased from 2.01% on a fully tax-equivalent
basis for the first nine months of 2020 compared to 1.81% for the same period in 2021. This was primarily the result of increased margin pressure as a result of decreases in interest rates across the yield curve in 2020. The average balances of interest-earning assets increased for 2021 compared to the same period last year, by $1.36 billion, or 24.4%, combined with an average yield decrease of 0.68%, resulting in a decrease in interest income of $6.0 million. The average balance of interest-bearing liabilities increased for 2021 compared to the same period last year, by $1.04 billion, or 23.2%, combined with an average interest-bearing liabilities interest cost decrease of 0.59%, resulting in a decrease in interest expense of $16.5 million.
The trends in the net interest margin are illustrated in the graph below:

The net interest margin decreased during the first quarter of 2020 mainly as a result of decreases in rates on earning assets. This was partially offset by prepayment penalties collected of $874,000 that contributed approximately seven basis points to the net interest margin. The net interest margin decreased during the second, third, and fourth quarters of 2020 primarily as a result of increased margin pressure during the recent decrease in interest rates across the yield curve. This was partially offset by prepayment penalties collected of $453,000 that contributed approximately three basis points to the net interest margin during the fourth quarter of 2020. The net interest margin decreased during the first nine months of 2021 primarily from the result of increased margin pressure as a result of the decreases in interest rates across the yield curve. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will positively impact the net interest margin.
The provision for loan losses decreased by $4.4 million from $3.7 million for the nine months ended September 30, 2020, compared to a credit of $750,000 for the same period in 2021. The provision for the first nine months of 2020 was primarily a result of provisions related to the onset of the
COVID-19
pandemic. The credit provision for the first nine months of 2021 was primarily attributable to a reduction in specific allocations to the allowance for loan losses and a reduction in the historical experience reserve allocation. This was offset, somewhat, by provisions associated with originations of commercial and industrial loans during 2021.
The Company’s effective tax rate increased from 9.5% for the nine months ended September 30, 2020, to 15.7% for the same period in 2021. The increase in the effective tax rate was primarily the result of an increase in taxable income relative to total income and nondeductible merger related expenses.
During the third quarter of 2019, the Company purchased a future branch location in Salem, New Hampshire. The Company opened this branch during the second quarter of 2021. During the second quarter of 2020, the Company executed a lease for a future branch location in Needham, Massachusetts. The Company plans to open this branch during the fourth quarter of 2021.
Recent Market Developments
Coronavirus Aid, Relief and Economic Security Act, Families First Coronavirus Response Act (“FFCRA”), and Coronavirus Response and Relief Supplemental Appropriations Act of 2021
On March 18, 2020, the FFCRA was signed into law and on March 27, 2020, the CARES Act was signed into law. The FFCRA and the CARES Act provide relief for families and businesses impacted by the coronavirus pandemic. The provisions in this legislation include, among other things, loan programs for businesses, expanded unemployment insurance benefits, stimulus payments to certain taxpayers, new provisions on sick leave and family leave, and funding for a variety of health-related efforts and government programs. Also, as a result of the CARES Act, the full balance of the Company’s AMT credit was refunded in 2020.
The CARES Act, among other things, provides cash payments to certain individuals and has various programs for businesses. In particular, it includes the PPP which provides forgivable loans to qualified small businesses, primarily to allow these businesses to continue to pay their employees. The original amount allocated to the program was $349 billion, which was exhausted on April 16, 2020. On April 24, 2020, an additional allocation of $310 billion was signed into law. These loans are funded by participating banks and are 100% guaranteed by the SBA. If utilized primarily for payroll, subject to certain other conditions, the loans may be forgiven, in whole or in part, and repaid by the SBA. During 2020 and 2021, the Company participated in the PPP. Since the inception of the program, PPP originations totaled approximately 2,008 loans for approximately $341 million. As of September 30, 2021, Century Bank’s PPP loans totaled approximately 661 loans for approximately $95.1 million. The fees collected, from the SBA, amount to approximately $12.7 million. The amount of fees recognized during the first nine months of 2021 amounted to approximately $5.0 million compared to $2.8 million for the same period last year. Total cost deferrals amounted to approximately $1.9 million since inception. The amount of costs recognized during the first nine months of 2021 amounted to approximately $767,000 compared to $394,000 for the same period last year. The fees and costs are being amortized over the lives of the loans utilizing the level-yield method.
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

As of September 30, 2021, and as a result of
COVID-19
loan modifications, the Company has modifications of 2 loans aggregating $16.3 million, primarily consisting of short-term payment deferrals. Both of these loans were performing in accordance with their modified terms. The CARES Act also allows companies to delay Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments (CECL), including the current expected credit losses methodology for estimating allowances for credit losses. The Company elected to delay FASB ASU
2016-13.
This ASU was delayed until the earlier of the date on which the national emergency terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law. The law changed the delayed implementation date to the earlier of the Company’s fiscal year that begins after the date on which the national emergency terminates or January 1, 2022.
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
2018-19
Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU
2019-04
Codification Improvements to Topic 326, Financial Instruments— Credit Losses, Topic 815, Derivatives and Hedging. The amendment in ASU
2018-19
was issued in November 2018 and was intended to clarify that receivables arising from operating leases are not within the scope of Subtopic
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
On March 27, 2020, the CARES Act was signed into law. The CARES Act allows certain companies to delay FASB ASU
2016-13,
Measurement of Credit Losses on Financial Instruments (CECL), and subsequent amendments to the ASU noted above, including the current expected credit losses methodology for estimating allowances for credit losses. The Company has elected to delay FASB ASU
2016-13.
This ASU was delayed until the earlier of the date on which the national emergency concerning the
COVID-19
outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law. The law changed the delayed implementation date to the earlier of the first day of the Company’s fiscal year that begins after the date on which the national emergency terminates or January 1, 2022. The Company does not believe the impact of adoption would have been material to the Company’s consolidated financial statements as of September 30, 2021.
Financial Condition
Loans
On September 30, 2021, total loans outstanding were $2,925,477,000, down by $70,352,000 from the total on December 31, 2020. At September 30, 2021, commercial real estate loans accounted for 24.9%, commercial and industrial accounted for 45.2%, and residential real estate loans, including home equity loans, accounted for 24.2% of total loans.
Commercial and industrial loans increased to $1,321,907,000 on September 30, 2021 from $1,314,245,000 at December 31, 2020. The Company originated approximately $108,197,000 of PPP loans during the nine months ended September 30, 2021 and received approximately $209,558,000 of PPP loan payoffs, primarily from loan forgiveness, for the same period. This was offset by commercial and industrial loan originations. Commercial real estate loans decreased to $729,384,000 on September 30, 2021 from $789,836,000 on December 31, 2020 primarily as a result of loan payoffs. Construction loans decreased to $6,358,000 at September 30, 2021 from $10,909,000 on December 31, 2020, primarily as a result of loan payoffs. Residential real estate loans increased to $466,109,000 on September 30, 2021 from $448,436,000 on December 31, 2020, primarily as a result of loan originations. Home equity loans decreased to $243,225,000 on September 30, 2021 from $274,357,000 on December 31, 2020, primarily as a result of a home equity loan payoffs. Municipal loans increased slightly to $138,945,000 from $137,607,000.
In recent years, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is provided in the allowance for loan loss section below. The Company closely monitors concentrations to determine the impact of
COVID-19
upon their short-term and long-term operations.

Allowance for Loan Losses
The allowance for loan loss at September 30, 2021 was $34,764,000 as compared to $35,486,000 at December 31, 2020. The level of the allowance for loan losses to total loans was 1.19% at September 30, 2021 and 1.18% at December 31, 2020. The ratio of the allowance for loan losses to loans outstanding has increased slightly from December 31, 2020. The increase is primarily the result of commercial and industrial loan originations offset, somewhat, by PPP loans payoffs. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. The Company also monitors the volatility of the losses within the historical data.
By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the loss factor for each credit grade. For a large loan to large institutions with publicly available credit ratings, the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2021.
Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2021 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total

	(in thousands)
Credit Rating:
Aaa – Aa3	$755,120	$76,412	$35,915	$867,447
A1 – A3	259,913	6,980	70,359	337,252
Baa1 – Baa3	50,000	51,133	144,023	245,156
Ba2	—	4,420	—	4,420

Total	$1,065,033	$138,945	$250,297	$1,454,275

Credit ratings issued by national organizations are presented in the following table at December 31, 2020.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total

	(in thousands)
Credit Rating:
Aaa – Aa3	$710,955	$74,291	$38,035	$823,281
A1 – A3	183,123	7,103	145,583	335,809
Baa1 – Baa3	50,000	51,133	140,905	242,038
Ba2	—	5,080	—	5,080

Total	$944,078	$137,607	$324,523	$1,406,208

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Allowance for loan losses, beginning of period	$34,949	$32,516	$35,486	$29,585
Loans charged off	(38)	(41)	(134)	(120)
Recoveries on loans previously charged-off	53	19	162	254

Net recoveries (charge-offs)	15	(22)	28	134
(Credit) provision charged to expense	(200)	900	(750)	3,675

Allowance for loan losses, end of period	$34,764	$33,394	$34,764	$33,394

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2021	December 31, 2020

	(dollars in thousands)
Nonaccruing loans	$1,318	$3,996
Total nonperforming assets	$1,318	$3,996
Loans past due 90 days or more and still accruing	$—	$90
Nonaccruing loans as a percentage of total loans	0.05%	0.13%
Nonperforming assets as a percentage of total assets	0.02%	0.06%
Accruing troubled debt restructures	$2,058	$2,202
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
Securities
Available-for-Sale
(at Fair Value)
The securities
available-for-sale
portfolio totaled $204,182,000 at September 30, 2021, a decrease of 27.7% from December 31, 2020. The portfolio decreased mainly as a result of paydowns and maturities of securities available-for-sale
totaling $95,808,000 offset, somewhat by purchases of $16,155,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.4 years.
At September 30, 2021, 94.2% of the Company’s securities
available-for-sale
are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.
Securities
available-for-sale
totaling $11,769,000 or 5.8% of securities
available-for-sale
are classified as Level 3. These securities are generally municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first nine months of 2021, net unrealized gains on the securities available-for-sale
increased to $1,462,000 from a net unrealized gain of $175,000 at December 31, 2020. This was primarily the result of an increase in the value of floating rate securities.
The following table sets forth the fair value of securities
available-for-sale
at the dates indicated.

	September 30, 2021	December 31, 2020

	(in thousands)
Small Business Administration	$39,285	$44,039
U.S Government Agency and Sponsored Enterprise Mortgage- backed Securities	144,608	177,741
Privately Issued Residential Mortgage-backed Securities	244	328
Obligations issued by States and Political Subdivisions	11,769	52,276
Other Debt Securities	8,276	8,064

Total Securities Available–for-Sale	$204,182	$282,448

There were no sales of
available-for-sales
securities for the nine months ended September 30, 2021.
Securities
Held-to-Maturity
(at Amortized Cost)
The securities
held-to-maturity
portfolio totaled $3,211,977,000 on September 30, 2021, an increase of 28.0% from December 31, 2020. Purchases of held-to-maturity
securities totaled $1,418,979,000 for the nine months ended September 30, 2021. The purchases were offset somewhat, by maturities and scheduled principal payments of $717,320,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.8 years.
The following table sets forth the amortized cost of securities held-to-maturity
at the dates indicated.

	September 30, 2021	December 31, 2020

	(in thousands)
U.S. Government Sponsored Enterprises	$350,583	$244,220
SBA Backed Securities	38,594	37,783
U.S. Government Agency and Sponsored Enterprise Mortgage- backed Securities	2,822,800	2,227,085

Total Securities Held-to-Maturity	$3,211,977	$2,509,088

There were no sales of
held-to-maturity
securities for the nine months ended September 30, 2021.
The net unrealized loss on investment securities
held-to-maturity
were $4,718,000 or 0.1% of the total securities
held-to-maturity
portfolio at September 30, 2021 and the net unrealized gains was $70,015,000 or 2.8% of the total securities held-to-maturity
portfolio at December 31, 2020. The decrease in the net unrealized gains on securities held-to-maturity
related primarily to an increase in interest rates. The gross unrealized losses relate primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than- temporarily impaired as of September 30, 2021 and December 31, 2020.
On September 30, 2021 and December 31, 2020, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock
The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews this investment for impairment based on the ultimate recoverability of the cost basis in the stock. As of September 30, 2021, there have been no indicators of impairment that would require further consideration of potential impairment.
Equity Securities
On September 30, 2021, equity securities totaled $1,680,000 compared to $1,668,000 at December 31, 2020, the increase is the result of changes in fair values.
Deposits and Borrowed Funds
On September 30, 2021, deposits totaled $6,204,376,000 representing a 13.8% increase from December 31, 2020. Total deposits increased primarily as a result of an increase in savings and NOW deposits, demand deposits, and money market accounts. These types of deposits increased primarily from an increased customer base and the cyclical nature of the municipal deposit base. Savings and NOW deposits increased mainly as a result of an increase in municipal NOW accounts and corporate savings accounts. Demand deposits increased mainly as a result of increased corporate checking balances. Money market accounts increased mainly as a result of an increase in municipal and corporate money market accounts. Time deposits decreased primarily as a result of decreased municipal time deposits.
Borrowed funds totaled $388,747,000 at September 30, 2021 compared to $409,099,000 at December 31, 2020. Borrowed funds decreased mainly as a result of a decrease in borrowings from the FHLBB, offset, somewhat by an increase in repurchase agreements. FHLBB borrowings decreased mainly as a result of the increase in funds provided by deposits. Repurchase agreements increased primarily as a result of short-term customer activity.
Stockholders’ Equity
At September 30, 2021, total equity was $402,951,000 compared to $370,409,000 on December 31, 2020. The Company’s equity increased primarily as a result of earnings, partially offset by dividends paid. The Company’s leverage ratio stood at 6.31% on September 30, 2021, compared to 6.64% at December 31, 2020. The decrease in the leverage ratio was due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of September 30, 2021, was $72.37 as compared to $66.53 on December 31, 2020.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average annualized rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,679,169	$14,832	3.50%	$1,681,573	$15,074	3.57%
Loans tax-exempt	1,301,804	7,751	2.36%	1,240,668	7,997	2.56%
Securities available-for-sale (5):
Taxable	212,012	445	0.84%	272,475	722	1.06%
Tax-exempt	17,845	37	0.83%	43,000	110	1.02%
Securities held-to-maturity:
Taxable	3,276,477	13,678	1.67%	2,368,987	14,186	2.40%
Interest-bearing deposits in other banks	488,359	186	0.15%	275,157	69	0.10%

Total interest-earning assets	6,975,666	36,929	2.11%	5,881,860	38,158	2.59%
Non interest-earning assets	332,944			306,887
Allowance for loan losses	(35,003)			(32,819)

Total assets	$7,273,607			$6,155,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$1,342,305	$297	0.09%	$1,170,430	$1,060	0.36%
Savings accounts	1,099,585	273	0.10%	794,806	666	0.33%
Money market accounts	2,306,353	2,368	0.41%	1,747,629	3,056	0.70%
Time deposits	409,856	791	0.77%	595,453	2,858	1.91%

Total interest-bearing deposits	5,158,099	3,729	0.29%	4,308,318	7,640	0.71%
Securities sold under agreements to repurchase	263,206	91	0.14%	209,477	241	0.46%
Other borrowed funds and subordinated debentures	154,951	1,065	2.73%	207,467	1,292	2.48%

Total interest-bearing liabilities	5,576,256	4,885	0.35%	4,725,262	9,173	0.77%

Non-interest-bearing liabilities
Demand deposits	1,202,969			983,990
Other liabilities	95,987			88,896

Total liabilities	6,875,212			5,798,148

Stockholders’ equity	398,395			357,780
Total liabilities & stockholders’ equity	$7,273,607			$6,155,928

Net interest income on a fully taxable equivalent basis		32,044			28,985
Less taxable equivalent adjustment		(1,664)			(1,654)

Net interest income		$30,380			$27,331

Net interest spread (3)			1.76%			1.82%

Net interest margin (4)			1.82%			1.96%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%. Rates are annualized.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average annualized rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)

	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,715,554	$45,407	3.54%	$1,489,641	$41,884	3.76%
Loans tax-exempt	1,270,214	22,908	2.41%	1,203,359	27,100	3.01%
Securities available-for-sale (5):
Taxable	226,281	1,465	0.86%	271,882	3,241	1.59%
Tax-exempt	35,627	240	0.90%	21,419	304	1.89%
Securities held-to-maturity:
Taxable	3,137,556	40,908	1.74%	2,346,502	44,701	2.54%
Interest-bearing deposits in other banks	544,227	477	0.12%	238,525	747	0.42%

Total interest-earning assets	6,929,459	111,405	2.15%	5,571,328	117,977	2.83%
Non interest-earning assets	349,782			294,226
Allowance for loan losses	(35,332)			(31,359)

Total assets	$7,243,909			$5,834,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$1,280,576	$1,375	0.14%	$1,110,309	$4,633	0.56%
Savings accounts	1,061,440	1,066	0.13%	771,588	2,936	0.51%
Money market accounts	2,332,307	7,743	0.44%	1,603,367	12,090	1.01%
Time deposits	460,474	3,487	1.01%	597,589	9,141	2.04%

Total interest-bearing deposits	5,134,797	13,671	0.36%	4,082,853	28,800	0.94%
Securities sold under agreements to repurchase	247,665	330	0.18%	220,796	1,176	0.71%
Other borrowed funds and subordinated debentures	171,639	3,527	2.75%	206,055	4,093	2.65%

Total interest-bearing liabilities	5,554,101	17,528	0.42%	4,509,704	34,069	1.01%

Non-interest-bearing liabilities
Demand deposits	1,205,456			889,237
Other liabilities	96,964			88,028

Total liabilities	6,856,521			5,486,969

Stockholders’ equity	387,388			347,226
Total liabilities & stockholders’ equity	$7,243,909			$5,834,195

Net interest income on a fully taxable equivalent basis		93,877			83,908
Less taxable equivalent adjustment		(4,939)			(5,558)

Net interest income		$88,938			$78,350

Net interest spread (3)			1.73%			1.82%

Net interest margin (4)			1.81%			2.01%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%. Rates are annualized.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a
fully-tax
equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)			(in thousands)
Interest income:
Loans
Taxable	$(18)	$(224)	$(242)	$6,052	$(2,529)	$3,523
Tax-exempt	392	(638)	(246)	1,433	(5,625)	(4,192)
Securities available-for-sale
Taxable	(143)	(134)	(277)	(477)	(1,299)	(1,776)
Tax-exempt	(55)	(18)	(73)	143	(207)	(64)
Securities held-to-maturity
Taxable	4,515	(5,023)	(508)	12,613	(16,406)	(3,793)
Interest-bearing deposits in other banks	70	47	117	516	(786)	(270)

Total interest income	4,761	(5,990)	(1,229)	20,280	(26,852)	(6,572)

Interest expense:
Deposits
NOW accounts	137	(900)	(763)	618	(3,876)	(3,258)
Savings accounts	193	(586)	(393)	827	(2,697)	(1,870)
Money market accounts	806	(1,494)	(688)	4,109	(8,456)	(4,347)
Time deposits	(708)	(1,359)	(2,067)	(1,767)	(3,887)	(5,654)

Total interest-bearing deposits	428	(4,339)	(3,911)	3,787	(18,916)	(15,129)
Securities sold under agreements to repurchase	51	(201)	(150)	128	(974)	(846)
Other borrowed funds and subordinated debentures	(349)	122	(227)	(706)	140	(566)

Total interest expense	130	(4,418)	(4,288)	3,209	(19,750)	(16,541)

Change in net interest income	$4,631	$(1,572)	$3,059	$17,071	$(7,102)	$9,969

Net Interest Income
For the three months ended September 30, 2021, net interest income on a fully taxable-equivalent basis totaled $32,044,000 compared to $28,985,000 for the same period in 2020, an increase of $3,059,000, or 10.6%. The increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. The net interest margin decreased from 1.96% on a fully tax-equivalent
basis for the first three months of 2020 compared to 1.82% for the same period in 2021. This was primarily the result of increased margin pressure from decreases in interest rates across the yield curve in 2020. The average balances of interest-earning assets increased for 2021 compared to the same period last year, by $1,093,806,000 or 18.6%, combined with an average yield decrease of 0.48%, resulting in a decrease in interest income of $1,229,000. The average balance of interest- bearing liabilities increased for 2021 compared to the same period last year, by $850,994,000, or 18.0%, combined with an average interest-bearing liabilities interest cost decrease of 0.42%, resulting in a decrease in interest expense of $4,288,000.
For the nine months ended September 30, 2021, net interest income on a fully taxable equivalent basis totaled $93,877,000 compared to $83,908,000 for the same period in 2020, an increase of $9,969,000, or 11.9%. The increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. The net interest margin decreased from 2.01% on a fully tax-equivalent
basis for the first nine months of 2020 compared to 1.81% for the same period in 2021. This was primarily the result of increased margin pressure from decreases in interest rates across the yield curve in 2020. The average balances of interest-earning assets increased for 2021 compared to the same period last year, by $1,358,131,000, or 24.4%, combined with an average yield decrease of 0.68%, resulting in a decrease in interest income of $6,572,000. The average balance of interest-bearing liabilities increased for 2021 compared to the same period last year, by $1,044,397,000, or 23.2%, combined with an average interest-bearing liabilities interest cost decrease of 0.59%, resulting in a decrease in interest expense of $16,541,000.

As illustrated in the table above, the main contributors to the increase in net interest income for the three and nine-month period was a decrease in rates paid on interest-bearing deposits. The Company has decreased interest rates on these products as market rates have decreased. Securities held-to-maturity,
securities
available-for-sale,
interest-bearing deposits in other banks, and loan income decreased primarily from a decrease in rates paid on the portfolios. Securities held-to-maturity
income decrease was offset, somewhat, by an increase in volume. Interest-bearing deposits in other banks increased for the three months ended September 30, 2021, primarily as a result of increased volume.
Provision for Loan Losses
The provision for loan losses decreased by $4,425,000 from $3,675,000 for the nine months ended September 30, 2020, compared to a credit of $750,000 for the same period in 2021. The credit for 2021 was offset, somewhat, by provisions associated with originations of commercial and industrial loans. The provision for the first nine months of 2020 was primarily a result of provisions related to the onset of the
COVID-19
pandemic. The credit provision for the first nine months of 2021 was primarily attributable to a reduction in specific allocations to the allowance for loan losses and a reduction in the historical experience reserve allocation.
Further discussion relating to changes in portfolio composition is discussed in Note 4.
Non-Interest
Income and Expense
Other operating income for the quarter ended September 30, 2021, increased by $3,000 from the same period last year to $4,172,000. This was mainly attributable to an increase in service charges on deposit accounts of $4,000 and an increase in other income of $81,000. This was offset, somewhat, by a decrease of $82,000 in lockbox fees. Service charges on deposit accounts remained relatively stable. Lockbox fees decreased mainly from decreased customer activity. Other income increased mainly from an increase in loan servicing fees.
Other operating income for the nine months ended September 30, 2021, decreased by $39,000 from the same period last year to $12,481,000. This was mainly attributable to a decrease in other income of $139,000. This was offset, somewhat, by an increase in service charges on deposit accounts of $74,000 and an increase in lockbox fees of $26,000. Other income decreased mainly as a result of a decrease in insurance gains on life insurance policies. Service charges on deposit accounts increased mainly as a result of an increase in processing activities and an increase in debit card fees. Lockbox fees increased mainly from increased customer activity.
For the quarter ended September 30, 2021, operating expenses increased by $2,572,000, or 14.2%, to $20,739,000, from the same period last year. This was primarily attributable to an increase in salaries and employee benefits of $545,000, an increase of $610,000 in FDIC assessments, an increase of $1,290,000 in other expenses, and an increase of $147,000 is equipment expenses. The increase in salaries and employee benefits was mainly attributable to merit increases, lower bonus accruals during the same period in 2020 as a result of uncertainties from the
COVID-19
pandemic, decreased deferred origination cost credits, and increased employee benefits including health insurance costs. The increase in FDIC assessments was attributable to increased deposits and increased deposit assessment rates. Other expenses increased mainly from expenses related to the previously announced merger, increases in
COVID-19
related expenses, and increased software maintenance costs. Equipment costs increased mainly from increases in service costs.
For the nine months ended September 30, 2021, operating expenses increased by $9,240,000, or 17.3%, to $62,622,000, from the same period last year. This was primarily attributable to an increase in salaries and employee benefits of $3,439,000, an increase of $302,000 in occupancy costs, an increase of $228,000 in equipment expenses, an increase of $1,529,000 in FDIC assessments, and an increase of $3,742,000 in other expenses. The increase in salaries and employee benefits was mainly attributable to merit increases, lower bonus accruals during the same period in 2020 as a result of uncertainties from the
COVID-19
pandemic, decreased deferred origination cost credits, and increased employee benefits including health insurance costs. The increase in FDIC assessments was attributable to credits applied during the first quarter of 2020, increased deposits and increased deposit assessment rates. The increase in occupancy costs was mainly attributable to an increase in building maintenance. Other expenses increased mainly as a result of expenses related to the previously announced merger, increases in
COVID-19
related expenses, and increases in charitable contributions. Equipment expense increased mainly from an increase in depreciation expense and increased service costs.
Income Taxes
For the quarter ended September 30, 2021, the Company’s income tax expense totaled $2,281,000 on pretax income of $14,013,000 resulting in an effective tax rate of 16.3%. For last year’s corresponding quarter, the Company’s income tax expense totaled $1,546,000 on pretax income of $12,433,000 resulting in an effective tax rate of 12.4%. This increase was primarily the result of an increase in taxable income relative to total income and nondeductible merger related expenses.

For the nine months ended September 30, 2021, the Company’s income tax expense totaled $6,222,000 on pretax income of $39,547,000 resulting in an effective tax rate of 15.7%. For the nine months ended September 30, 2020, the Company’s income tax expense totaled $3,204,000 on pretax income of $33,813,000 resulting in an effective tax rate of 9.5%. This increase was primarily the result of an increase in taxable income relative to total income and nondeductible merger related expenses.
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
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first nine months of 2021 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
–
Other Information

Item 1	A number of legal claims against the Company arising in the normal course of business were outstanding at September 30, 2021. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A	Risk Factors – Please read the “Risk Factors in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 and the Quarterly Report on Form
10-Q
for the quarter ended on June 30, 2021 (the
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

++
As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on
10-Q
for the quarter ended September 30, 2021, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and 2020; (v) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2021 and 2020; (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vii) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2021	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
Chairman, President and Chief Executive Officer

/s/ William P. Hornby, CPA
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)